Form 10-K
period 1996-12-31
UCFC ACCEPTANCE CORP
filed 1997-03-27
CIK 901488

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

                     Commission file number 333-07081
      UCFC Acceptance Corporation (Loan Trust Series 1996 B1 and B2)
      ---------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

            Louisiana                                72-1235336
            ------------------                       ----------
      (State or other jurisdiction                  (I.R.S. Employer
      of incorporation or                           Identification No.)
      organization)

        4041 Essen Lane, Baton Rouge, LA                70809
        --------------------------------                -----
       (Address of principal executive offices        (Zip Code)

                           504-924-6007
        ---------------------------------------------------
        (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                Title of each class             Name of each exchange
                                                on which registered
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable

State the aggregate market value of the voting stock held by non-
affiliates of the registrant.    Not Applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1996.
Not Applicable

THIS ANNUAL REPORT ON FORM 10-K IS FILED ON BEHALF OF THE REGISTRANT BY UNITED COMPANIES LENDING CORPORATION, (as Servicer under a Pooling and Servicing Agreement dated as of June 1, 1996 providing for the issuance of Home Equity Pass-Through Certificates, Series 1996-B1 and B2, PURSUANT TO A RESPONSE OF THE OFFICE OF CHIEF COUNSEL DIVISION OF CORPORATION FINANCE, DATED NOVEMBER 12, 1993.

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
                               ---
Item 6.    SELECTED FINANCIAL DATA

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

Item 11.  EXECUTIVE COMPENSATION

          Omitted pursuant to the "Response of the Office of Chief counsel Division of Corporation Finance" dated November 12, 1993.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

          The following information is furnished as of February 19, 1997 as to each Certificateholder of record of more than 5% of the Certificates:

                                   Name & Address      Amount of        Percent
                                   of Owner            Beneficial       of
Title of Class                                         Ownership        Class
--------------                     --------------      ------------     -------
Home Equity Loan Pass-Through      Cede & Co.          $93,690,900.79   100.0%
Certificates Series 1996-B,        c/o The Depository
Class A-1                          Trust Co.
                                   P. O. Box 20
                                   Bowling Green Station
                                   New York, New York
                                   10274

Home Equity Loan Pass-Through      Cede & Co.          $77,899,000.00   100.0%
Certificates, Series 1996-B,       c/o The Depository
Class A-2                          Trust Co.
                                   P. O. Box 20
                                   Bowling Green Station
                                   New York, New York
                                   10274

Home Equity Loan Pass-Through      Cede & Co.          $47,752,000.00   100.0%
Certificates Series 1996-B,        c/o The Depository
Class A-3                          Trust Co.
                                   P. O. Box 20
                                   Bowling Green Station
                                   New York, New York
                                   10274

Home Equity Loan Pass-Through      Cede & Co.          $44,427,000.00   100.0%
Certificates Series 1996-B,        c/o The Depository
Class A-4                          Trust Co.
                                   P. O. Box 20
                                   Bowling Green Station
                                   New York, New York
                                   10274

Home Equity Loan Pass-Through      Cede & Co.          $39,714,000.00   100.0%
Certificates Series 1996-B,        c/o The Depository
Class A-5                          Trust Co.
                                   P. O. Box 20
                                   Bowling Green Station
                                   New York, New York
                                   10274


Home Equity Loan Pass-Through      Cede & Co.          $34,090,000.00   100.0%
Certificates Series 1996-B,        c/o The Depository
Class A-6                          Trust Co. P. O.
                                   Box 20
                                   Bowling Green Station
                                   New York, New York
                                   10274

Home Equity Loan Pass-Through      Cede & Co.          $30,418,000.00   100.0%
Certificates Series 1996-B,        c/o The Depository
Class A-7                          Trust Co.
                                   P. O. Box 20
                                   Bowling Green Station
                                   New York, New York
                                   10274

Home Equity Loan Pass-Through      Cede & Co.          $228,968,187.86  100.0%
Certificates Series 1996-B,        c/o The Depository
Class A-8                          Trust Co.
                                   P. O. Box 20
                                   Bowling Green Station
                                   New York, New York
                                   10274

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          (a)       None

          (b)-(d) Omitted pursuant to the "Response of the Office of Chief Counsel Division of
                    Corporation  Finance"  dated  November  12, 1993.


                             PART IV
                             --------

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

                     3.   Exhibits

                          28.1     Annual Compliance Certificate

                          28.2     Annual Report of Servicer's
                                   compliance with certain provisions of the Agreement by Servicer's Independent
                                   Certified Public Accountants.

          (b)-(d) Omitted pursuant to the "Response of the Office of Chief Counsel Division of Corporation
                   Finance" dated November 12, 1993.



                         EXHIBIT INDEX

      Exhibit
      No.      Description
      -------  -----------


     28.1 Annual Statement as to Compliance, UCFC Loan Trust 1996-B1 and 1996-B2, Reserve Account Trust 1996-B, Page 7.

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


BY: /s/ SHERRY E. ANDERSON
    -----------------------------
    Sherry E. Anderson, Secretary




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of the Servicer on behalf of the Registrant and in the capacities indicated on the 25th day of March, 1997.



BY: /s/ J. TERRELL BROWN
    -------------------------------
    J. Terrell Brown, Chief Executive
    Officer and Director
    (Principal Executive Officer)


BY: /s/ DALE E. REDMAN
    ---------------------------------
    Dale E. Redman, Director
    (Principal Financial Officer)


BY: /s/ C. GERON HARGON
    ---------------------------------
    C. Geron Hargon, President and
    Director


BY: /s/ JESSE O. GRIFFIN
    -------------------------------
    Jesse O. Griffin, Vice President
    (Principal Accounting Officer)

                                    PAGE 6

