Form 10-K
period 1996-12-31
UCFC ACCEPTANCE CORP
filed 1997-03-27
CIK 901488

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

                     Commission file number 333-07081

     UCFC Acceptance Corporation (Loan Trust Series 1996 C1 and C2)
     --------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Louisiana                            72-1235336
    ----------------------------              ------------------
    (State or other jurisdiction              (I.R.S. Employer
       of incorporation or                   Identification No.)
           organization)

    4041 Essen Lane, Baton Rouge, LA                70809
    --------------------------------              ----------
    (Address of principal executive offices       (Zip Code)

                                 504-924-6007
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange
               Title of each class        on which registered
               -------------------        ---------------------
                      None                        None

Securities registered pursuant to Section 12(g) of the Act:

                                     None
                               ----------------
                               (Title of class)

     Indicate  by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.
                                                          Yes   x    No
                                                               ----
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K  or any amendment to this Form 10-K.                  Not Applicable

State the aggregate market value of the voting stock held by non-affiliates
of the registrant.    Not Applicable

     Indicate the number of shares outstanding of each of the registrant's
classes of common stock, as of December  31, 1996.         Not Applicable

THIS ANNUAL REPORT ON FORM 10-K IS FILED ON BEHALF OF THE REGISTRANT BY UNITED COMPANIES LENDING CORPORATION, (as Servicer under a Pooling and Servicing Agreement dated as of September 1, 1996 providing for the issuance of Home Equity Pass Through Certificates, Series 1996C1 and C2, PURSUANT TO A RESPONSE OF THE OFFICE OF CHIEF COUNSEL DIVISION OF CORPORATION FINANCE, DATED NOVEMBER 12, 1993.

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
                            ----

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

Item 11. EXECUTIVE COMPENSATION

         Omitted pursuant to the "Response of the Office of Chief counsel Division of Corporation Finance" dated November 12, 1993.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND MANAGEMENT

         The following information is furnished as of February 19, 1997 as to each Certificateholder of record of more than 5% of the
         Certificates:

                                                                Amount of       Percent
                                Name & Address                  Beneficial      of
Title of Class                  of Owner                        Ownership       Class
--------------                  --------------                  -------------   -------

Home Equity Loan Pass-          Cede & Co.                      $83,092,191.03  100.0%
Through Certificates Series     c/o The Depository Trust Co.
1996-C, Class A-1               P. O. Box 20
                                Bowling Green Station
                                New York, New York 10274

Home Equity Loan Pass-          Cede & Co.                      $46,209,000.00   100.0%
Through Certificates, Series    c/o The Depository Trust Co.
1996-C, Class A-2               P. O. Box 20
                                Bowling Green Station
                                New York, New York  10274

Home Equity Loan Pass-          Cede & Co.                      $57,161,000.00   100.0%
Through Certificates Series     c/o The Depository Trust Co.
1996-C, Class A-3               P. O. Box 20
                                Bowling Green Station
                                New York, New York 10274

Home Equity Loan Pass-          Cede & Co.                      $57,269,000.00   100.0%
Through Certificates Series     c/o The Depository Trust Co.
1996-C, Class A-4               P. O. Box 20
                                Bowling Green Station
                                New York, New York 10274

Home Equity Loan Pass-          Cede & Co.                      $24,060,000.00   100.0%
Through Certificates Series     c/o The Depository Trust Co.
1996-C, Class A-5               P. O. Box 20
                                Bowling Green Station
                                New York, New York 10274


Home Equity Loan Pass-          Cede & Co.                      $20,301,000.00   100.0%
Through Certificates Series     c/o The Depository Trust Co.
1996-C, Class A-6               P. O. Box 20
                                Bowling Green Station
                                New York, New York 10274

Home Equity Loan Pass-          Cede & Co.                      $191,924,228.22  100.0%
Through Certificates Series     c/o The Depository Trust Co.
1996-C, Class A-7               P. O. Box 20
                                Bowling Green Station
                                New York, New York 10274

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

                                EXHIBIT INDEX
                                --------------

        EXHIBIT NO.        DESCRIPTION
        -----------        -----------

        28.1 Annual Statement as to Compliance, UCFC Loan Trust 1996-C1 and 1996-C2, Reserve Account Trust 1996C, Page 7.

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


BY:  /s/ SHERRY E. ANDERSON
----------------------------------
     Sherry E. Anderson, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of the Servicer on behalf of the Registrant and in the capacities indicated on the 25th day of March, 1997.



BY:  /s/ J. TERRELL BROWN
     ---------------------------------
     J. Terrell Brown, Chief Executive
     Officer and Director
     (Principal Executive Officer)


BY:  /s/ DALE E. REDMAN
     ----------------------------------
     Dale E. Redman, Director
     (Principal Financial Officer)


BY:  /s/ C. GERON HARGON
     ----------------------------------
     C. Geron Hargon, President and
     Director


BY:  /s/ JESSE O. GRIFFIN
     ----------------------------------
     Jesse O. Griffin, Vice President
     (Principal Accounting Officer)
                                      PAGE 6