Form 10-K
period 1997-12-31
UCFC ACCEPTANCE CORP
filed 1998-03-26
CIK 901488

SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, DC 20549
                        FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE
             SECURITIES EXCHANGE ACT OF 1934
          For the transition period from            to

              Commission file number 333-07081

                 UCFC Acceptance Corporation
              (Loan Trust Series 1997-A)
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

                         504-987-0000
    ---------------------------------------------------
    (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the
registrant's classes of common stock, as of December 31,
1997.    Not Applicable

THIS ANNUAL REPORT ON FORM 10-K IS FILED ON BEHALF OF THE REGISTRANT BY UNITED COMPANIES LENDING CORPORATION, (as Servicer under a Pooling and Servicing Agreement dated as of March 1, 1997 providing for the issuance of Home Equity Pass Through Certificates, Series 1997-A, PURSUANT TO A RESPONSE
OF THE OFFICE OF CHIEF COUNSEL DIVISION OF CORPORATION FINANCE, DATED NOVEMBER 12, 1993.

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

          None

 Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          None

                            PART II
                            -------
 Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

          There is no established trading market for Registrant's securities subject to this filing.

          Number of holders of record of the Certificates as of
          February 27, 1998:   1 .
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

          Omitted pursuant to the "Response of the Office of Chief Counsel Division of Corporation Finance" dated
          November 12, 1993.

 Item 11. EXECUTIVE COMPENSATION

          Omitted pursuant to the "Response of the Office of Chief counsel Division of Corporation Finance" dated
          November 12, 1993.

 Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The following information is furnished as of February 27, 1998 as to each Certificateholder of record of more than 5% of the Certificates:


                                                    Amount of
                    Name & Address                  Beneficial     Percent
Title of Class      of Owner                        Ownership      of Class
--------------      ---------------                 ---------      --------

Home Equity Loan    Cede & Co.                      $51,935,488.57  100.0%
Pass-Through        c/o The Depository Trust Co.
Certificates        P. O. Box 20
Series 1997-A,      Bowling Green Station
Class A-1           New York, New York 10274

Home Equity Loan    Cede & Co.                     $56,247,000.00   100.0%
Pass-Through        c/o The Depository Trust Co.
Certificates,       P. O. Box 20
Series 1997-A,      Bowling Green Station
Class A-2           New York, New York  10274

Home Equity Loan    Cede & Co.                     $60,615,000.00   100.0%
Pass-Through        c/o The Depository Trust Co.
Certificates        P. O. Box 20
Series 1997-A,      Bowling Green Station
Class A-3           New York, New York 10274

Home Equity Loan    Cede & Co.                     $27,799,000.00   100.0%
Pass-Through        c/o The Depository Trust Co.
Certificates        P. O. Box 20
Series 1997-A,      Bowling Green Station
Class A-4           New York, New York 10274

Home Equity Loan    Cede & Co.                     $29,799,000.00   100.0%
Pass-Through        c/o The Depository Trust Co.
Certificates        P. O. Box 20
Series 1997-A,      Bowling Green Statin
Class A-5           New York, New York 10274




Home Equity Loan    Cede & Co.                     $20,286,000.00   100.0%
Pass-Through        c/o The Depository Trust Co.
Certificates        P. O. Box 20
Series 1997-A,      Bowling Green Station
Class A-6           New York, New York 10274

Home Equity Loan    Cede & Co.                     $22,819,000.00   100.0%
Pass-Through        c/o The Depository Trust Co.
Certificates        P. O. Box 20
Series 1997-A,      Bowling Green Station
Class A-7           New York, New York 10274

Home Equity Loan    Cede & Co.                     $37,500,000.00   100.0%
Pass-Through        c/o The Depository Trust Co.
Certificates        P. O. Box  20
Series 1997-A,      Bowling Green Station
Class A-8           New York, New York 10274

Home Equity Loan    Cede & Co.                    $139,990,834.67   100.0%
Pass-Through        c/o The Depository Trust Co.
Certificates        P. O. Box 20
Series 1997-A,      Bowling Green Station
Class A-9           New York, New York 10274

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

                 3.  Exhibits

                     28.1      Annual Compliance Certificate

                     28.2 Annual Report of Servicer's compliance with certain provisions of the Agreement by Servicer's Independent Certified Public Accountants.

          (b)-(d) Omitted pursuant to the "Response of the Office of Chief Counsel Division of Corporation Finance" dated November 12, 1993.

                              EXHIBIT INDEX
                              -------------
    EXHIBIT NO.    DESCRIPTION
    -----------    -----------
    28.1           Annual Statement as to Compliance, UCFC Loan Trust
                   1997-A, Page 7.

    28.2           Independent Accountant's report, Pages 8-9.

                           SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Servicer has caused this report to be signed on behalf of the Registrant by the undersigned, thereto duly authorized on the 26th day of March, 1998.

 UNITED COMPANIES LENDING CORPORATION, as Servicer, on behalf of the Registrant


 /s/  SHERRY E. ANDERSON
-------------------------------------
Sherry E. Anderson, Secretary




 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of the Servicer on behalf of the Registrant and in the capacities indicated on the 26th day of March, 1998.



 /s/   J. TERRELL BROWN
-------------------------------------
J. Terrell Brown, Chief Executive
Officer and Director
(Principal Executive Officer)


 /s/  DALE E. REDMAN
-------------------------------------
Dale E. Redman, Director
(Principal Financial Officer)


 /s/   C. GERON HARGON
-------------------------------------
C. Geron Hargon, President and
Director


 /s/   JESSE O. GRIFFIN
-------------------------------------
Jesse O. Griffin, Sr. Vice President
(Principal Accounting Officer)