Form 10-K
period 1997-12-31
UCFC ACCEPTANCE CORP
filed 1998-03-26
CIK 901488

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

                     Commission file number 333-07081
      UCFC Acceptance Corporation (Loan Trust Series 1997-B1)
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1997.
Not Applicable

THIS ANNUAL REPORT ON FORM 10-K IS FILED ON BEHALF OF THE
REGISTRANT BY UNITED COMPANIES LENDING CORPORATION, (as Servicer
under a Pooling and Servicing Agreement dated as of June 1,  1997 providing for the issuance of Home Equity Pass-Through
Certificates,  Series 1997-B1, PURSUANT TO A  RESPONSE  OF
THE OFFICE OF CHIEF COUNSEL DIVISION OF CORPORATION FINANCE,
DATED NOVEMBER 12, 1993.

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

Item 11.  EXECUTIVE COMPENSATION

          Omitted pursuant to the "Response of the Office of Chief counsel Division of Corporation Finance" dated November 12, 1993.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

          The following information is furnished as of February 27, 1998 as to each Certificateholder of record of more than 5% of the Certificates:

                                   Name & Address      Amount of        Percent
                                   of Owner            Beneficial       of
Title of Class                                         Ownership        Class
--------------                     --------------      ------------     -------
Home Equity Loan Pass-Through      Cede & Co.          $56,097,729,37   100.0%
Certificates Series 1997-B1,       c/o The Depository
Class A-1                          Trust Co.
                                   P. O. Box 20
                                   Bowling Green Station
                                   New York, New York
                                   10274

Home Equity Loan Pass-Through      Cede & Co.          $33,000,000.00   100.0%
Certificates, Series 1997-B1,      c/o The Depository
Class A-2                          Trust Co.
                                   P. O. Box 20
                                   Bowling Green Station
                                   New York, New York
                                   10274

Home Equity Loan Pass-Through      Cede & Co.          $45,000,000.00   100.0%
Certificates Series 1997-B1,       c/o The Depository
Class A-3                          Trust Co.
                                   P. O. Box 20
                                   Bowling Green Station
                                   New York, New York
                                   10274

Home Equity Loan Pass-Through      Cede & Co.          $35,500,000.00   100.0%
Certificates Series 1997-B1,       c/o The Depository
Class A-4                          Trust Co.
                                   P. O. Box 20
                                   Bowling Green Station
                                   New York, New York
                                   10274

Home Equity Loan Pass-Through      Cede & Co.          $21,500,000.00   100.0%
Certificates Series 1997-B1,       c/o The Depository
Class A-5                          Trust Co.
                                   P. O. Box 20
                                   Bowling Green Station
                                   New York, New York
                                   10274


Home Equity Loan Pass-Through      Cede & Co.          $25,000,000.00   100.0%
Certificates Series 1997-B1,       c/o The Depository
Class A-6                          Trust Co. P. O.
                                   Box 20
                                   Bowling Green Station
                                   New York, New York
                                   10274

Home Equity Loan Pass-Through      Cede & Co.         $309,418,999.01   100.0%
Certificates Series 1997-B1,       c/o The Depository
Class A-7                          Trust Co.
                                   P. O. Box 20
                                   Bowling Green Station
                                   New York, New York
                                   10274


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


     28.1      Annual Statement as to Compliance, UCFC Loan Trust
               1997-B1, Page 7.

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



BY: /s/ J. TERRELL BROWN
    -------------------------------
    J. Terrell Brown, Chief Executive
    Officer and Director
    (Principal Executive Officer)


BY: /s/ DALE E. REDMAN
    ---------------------------------
    Dale E. Redman, Director
    (Principal Financial Officer)


BY: /s/ C. GERON HARGON
    ---------------------------------
    C. Geron Hargon, President and
    Director


BY: /s/ JESSE O. GRIFFIN
    -------------------------------
    Jesse O. Griffin, Sr. Vice President
    (Principal Accounting Officer)

                                    PAGE 6

