Form 10-K
period 1997-12-31
UCFC ACCEPTANCE CORP
filed 1998-03-26
CIK 901488

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

                  Commission file number 333-07081

   UCFC Acceptance Corporation (Loan Trust Series 1997-D)
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

State the aggregate market value of the voting stock held by non
affiliates of the registrant.                               Not Applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1995. Not Applicable

THIS ANNUAL REPORT ON FORM 10-K IS FILED ON BEHALF OF THE REGISTRANT BY UNITED COMPANIES LENDING CORPORATION, (as Servicer under a Pooling and Servicing Agreement dated as of December 1, 1997 providing for the issuance of Home Equity Pass Through Certificates, Series 1997-D, PURSUANT TO
A RESPONSE OF THE OFFICE OF CHIEF COUNSEL DIVISION OF CORPORATION FINANCE, DATED NOVEMBER 12, 1993.

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

Item 11. EXECUTIVE COMPENSATION

         Omitted pursuant to the "Response of the Office of Chief counsel Division of Corporation Finance" dated November 12, 1993.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following information is furnished as of February 27, 1998 as to each Certificateholder of record of more than 5% of the
         Certificates:

                                                               Amount of       Percent
                               Name & Address                  Beneficial       of
Title of Class                 of Owner                        Ownership        Class
--------------                 --------------                  --------------  -------
Home Equity Loan Pass-         Cede & Co.                      $88,710,750.58   100.0%
Through Certificates Series    c/o The Depository Trust Co.
1997-D, Class A-1              P. O. Box 20
                               Bowling Green Station
                               New York, New York 10274

Home Equity Loan Pass-         Cede & Co.                      $47,500,000.00   100.0%
Through Certificates, Series   c/o The Depository Trust
1997-D, Class A-2              Company
                               55 Water Street
                               New York, New York 10274

Home Equity Loan Pass-         Cede & Co.                      $38,200,000.00   100.0%
Through Certificates Series    c/o The Depository Trust Co.
1997-D, Class A-3              P. O. Box 20
                               Bowling Green Station
                               New York, New York 10274

Home Equity Loan Pass-         Cede & Co.                      $40,400,000.00   100.0%
Through Certificates Series    c/o The Depository Trust Co.
1997-D, Class A-4              P. O. Box 20
                               Bowling Green Station
                               New York, New York 10274

Home Equity Loan Pass-         Cede & Co.                      $18,110,000.00   100.0%
Through Certificates Series    c/o The Depository Trust Co.
1997-D, Class A-5              P. O. Box 20
                               Bowling Green Station
                               New York, New York 10274


Home Equity Loan Pass-         Cede & Co.                      $30,490,000.00   100.0%
Through Certificates Series    c/o The Depository Trust Co.
1997-D, Class A-6              P. O. Box 20
                               Bowling Green Station
                               New York, New York 10274

Home Equity Loan Pass-         Cede & Co.                      $30,000,000.00   100.0%
Through Certificates Series    c/o The Depository Trust Co.
1997-D, Class A-7              P. O. Box 20
                               Bowling Green Station
                               New York, New York 10274

Home Equity Loan Pass-         Cede & Co.                     $362,799,642.30   100.0%
Through Certificates Series    c/o The Depository Trust Co.
1997-D, Class A-8              P. O. Box 20
                               Bowling Green Station
                               New York, New York 10274

Home Equity Loan Pass-         Cede & Co.                     $195,527,253.55   100.0%
Through Certificates Series    c/o The Depository Trust Co.
1997-D, Class A-9              P. O. Box 20
                               Bowling Green Station
                               New York, New York 10274



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

                     28.1 Annual Compliance Certificate

                     28.2 Annual Report of Servicer's compliance with certain
                          provisions of the Agreement by Servicer's Independent Certified Public Accountants.

          (b)-(d) Omitted pursuant to the "Response of the Office of Chief Counsel Division of Corporation Finance" dated
                     November 12, 1993.

                                EXHIBIT INDEX
                                -------------

     EXHIBIT NO.     DESCRIPTION
     -----------     -----------

     28.1            Annual Statement as to Compliance, UCFC Loan Trust
                     1997-D, Page 7.

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


BY: /s/ J. TERRELL BROWN
    ------------------------------------
    J. Terrell Brown, Chief Executive
    Officer and Director
    (Principal Executive Officer)


BY: /s/ DALE E. REDMAN
    ------------------------------------
    Dale E. Redman, Director
    (Principal Financial Officer)


BY: /s/ C. GERON HARGON
    ------------------------------------
    C. Geron Hargon, President and
    Director


BY: /s/ JESSE O. GRIFFIN
    ------------------------------------
    Jesse O. Griffin, Sr. Vice President
    (Principal Accounting Officer)