Form 10-K/A
period 1997-12-31
UCFC ACCEPTANCE CORP
filed 1998-03-27
CIK 901488

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC   20549
                              FORM 10-K

                            AMENDMENT TO

    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1997

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from       to

                     Commission file number 333-07081

     UCFC Acceptance Corporation (Loan Trust Series 1997C)
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

                                 504-987-0000
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

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

THIS ANNUAL REPORT ON FORM 10-K IS FILED ON BEHALF OF THE REGISTRANT BY UNITED COMPANIES LENDING CORPORATION, (as Servicer under a Pooling and Servicing Agreement dated as of September 1, 1997 providing for the issuance of Home Equity Pass Through Certificates, Series 1997C,
PURSUANT TO A RESPONSE OF THE OFFICE OF CHIEF COUNSEL DIVISION OF CORPORATION FINANCE, DATED NOVEMBER 12, 1993.

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

Item 11. EXECUTIVE COMPENSATION

         Omitted pursuant to the "Response of the Office of Chief counsel Division of Corporation Finance" dated November 12, 1993.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND MANAGEMENT

         The following information is furnished as of February 27, 1998 as to each Certificateholder of record of more than 5% of the
         Certificates:

                                                                Amount of      Percent
                                Name & Address                  Beneficial      of
Title of Class                  of Owner                        Ownership       Class
--------------                  --------------                  -------------  -------

Home Equity Loan Pass-          Cede & Co.                      $74,939,497.10  100.0%
Through Certificates Series     c/o The Depository Trust Co.
1997-C, Class A-1               P. O. Box 20
                                Bowling Green Station
                                New York, New York 10274

Home Equity Loan Pass-          Cede & Co.                      $55,000,000.00  100.0%
Through Certificates, Series    c/o The Depository Trust Co.
1997-C, Class A-2               P. O. Box 20
                                Bowling Green Station
                                New York, New York  10274

Home Equity Loan Pass-          Cede & Co.                      $39,000,000.00  100.0%
Through Certificates Series     c/o The Depository Trust Co.
1997-C, Class A-3               P. O. Box 20
                                Bowling Green Station
                                New York, New York 10274

Home Equity Loan Pass-          Cede & Co.                      $24,000,000.00  100.0%
Through Certificates Series     c/o The Depository Trust Co.
1997-C, Class A-4               P. O. Box 20
                                Bowling Green Station
                                New York, New York 10274

Home Equity Loan Pass-          Cede & Co.                      $27,000,000.00  100.0%
Through Certificates Series     c/o The Depository Trust Co.
1997-C, Class A-5               P. O. Box 20
                                Bowling Green Station
                                New York, New York 10274


Home Equity Loan Pass-          Cede & Co.                      $32,000,000.00  100.0%
Through Certificates Series     c/o The Depository Trust Co.
1997-C, Class A-6               P. O. Box 20
                                Bowling Green Station
                                New York, New York 10274

Home Equity Loan Pass-          Cede & Co.                      $ 30,000,000.00 100.0%
Through Certificates Series     c/o The Depository Trust Co.
1997-C, Class A-7               P. O. Box 20
                                Bowling Green Station
                                New York, New York 10274

Home Equity Loan Pass-          Cede & Co.                      $376,707,631.40 100.0%
Through Certificates Series     c/o The Depository Trust Co.
1997-C, Class A-8               P. O. Box 20
                                Bowling Green Station
                                New York, New York 10274

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

                      28.1   Annual Compliance Certificate

                      28.2 Annual Report of Servicer's compliance with certain provisions of the Agreement by Servicer's Independent Certified Public Accountants.

           (b)-(d) Omitted pursuant to the "Response of the Office of Chief Counsel Division of Corporation Finance" dated November 12, 1993.

                                EXHIBIT INDEX
                                --------------

        EXHIBIT NO.        DESCRIPTION
        -----------        -----------

        28.1               Annual Statement as to Compliance, UCFC Loan Trust
                           1997-C, Page 7.

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



BY:  /s/ J. TERRELL BROWN
     ---------------------------------
     J. Terrell Brown, Chief Executive
     Officer and Director
     (Principal Executive Officer)


BY:  /s/ DALE E. REDMAN
     ----------------------------------
     Dale E. Redman, Director
     (Principal Financial Officer)


BY:  /s/ C. GERON HARGON
     ----------------------------------
     C. Geron Hargon, President and
     Director


BY:  /s/ JESSE O. GRIFFIN
     ----------------------------------
     Jesse O. Griffin, Sr. Vice President
     (Principal Accounting Officer)
                                      PAGE 6