Form 10-K
period 1998-12-31
UCFC ACCEPTANCE CORP
filed 1999-04-01
CIK 901488

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC   20549
                              FORM 10-K


    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1998

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from       to

                     Commission file number 333-07081

     UCFC Acceptance Corporation (Loan Trust Series 1998-A, 1998-B,
                        1998-C, and 1998-D)
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

State the aggregate market value of the voting stock held by non-affiliates
of the registrant.    Not Applicable

     Indicate the number of shares outstanding of each of the registrant's
classes of common stock, as of December  31, 1998.         Not Applicable

THIS ANNUAL REPORT ON FORM 10-K IS FILED ON BEHALF OF THE REGISTRANT BY UNITED COMPANIES LENDING CORPORATION, (as Servicer under Pooling and Servicing Agreements for the year ended December 31, 1998) providing for the issuance of Home Equity Pass Through Certificates, Series 1998-A, 1998-B, 1998-C, and 1998-D) PURSUANT TO A RESPONSE OF THE OFFICE OF CHIEF COUNSEL DIVISION OF CORPORATION FINANCE, DATED NOVEMBER 12, 1993.

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

         None

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None

                          PART II
                          -------
Item 5.  MARKET  FOR  REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         There is no established trading market for Registrant's securities subject to this filing.

         Number of holders of record of the Certificates as of
         December 31, 1998:   1 .
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

         Omitted pursuant to the "Response of the Office of Chief Counsel Division of Corporation Finance" dated November 12, 1993.

Item 11. EXECUTIVE COMPENSATION

         Omitted pursuant to the "Response of the Office of Chief counsel Division of Corporation Finance" dated November 12, 1993.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND MANAGEMENT

         The following information is furnished as of December 31, 1998 as to each Certificateholder of record of more than 5% of the
         Certificates:

                    Name & Address                  Beneficial     Percent
Title of Class      of Owner                        Ownership      of Class
--------------      ---------------                 ---------      --------

Home Equity Loan    Cede & Co.                      $74,583,273.47  100.0%
Pass-Through        c/o The Depository Trust Co.
Certificates        P. O. Box 20
Series 1998-A,      Bowling Green Station
Class A-1           New York, New York 10274

Home Equity Loan    Cede & Co.                     $46,000,000.00   100.0%
Pass-Through        c/o The Depository Trust Co.
Certificates,       P. O. Box 20
Series 1998-A,      Bowling Green Station
Class A-2           New York, New York  10274

Home Equity Loan    Cede & Co.                     $46,000,000.00   100.0%
Pass-Through        c/o The Depository Trust Co.
Certificates        P. O. Box 20
Series 1998-A,      Bowling Green Station
Class A-3           New York, New York 10274

Home Equity Loan    Cede & Co.                     $14,000,000.00   100.0%
Pass-Through        c/o The Depository Trust Co.
Certificates        P. O. Box 20
Series 1998-A,      Bowling Green Station
Class A-4           New York, New York 10274

Home Equity Loan    Cede & Co.                     $24,000,000.00   100.0%
Pass-Through        c/o The Depository Trust Co.
Certificates        P. O. Box 20
Series 1998-A,      Bowling Green Statin
Class A-5           New York, New York 10274

Home Equity Loan    Cede & Co.                     $16,000,000.00   100.0%
Pass-Through        c/o The Depository Trust Co.
Certificates        P. O. Box 20
Series 1998-A,      Bowling Green Station
Class A-6           New York, New York 10274

Home Equity Loan    Cede & Co.                     $15,500,000.00   100.0%
Pass-Through        c/o The Depository Trust Co.
Certificates        P. O. Box 20
Series 1998-A,      Bowling Green Station
Class A-7           New York, New York 10274

Home Equity Loan    Cede & Co.                     $32,500,000.00   100.0%
Pass-Through        c/o The Depository Trust Co.
Certificates        P. O. Box 20
Series 1998-A,      Bowling Green Station
Class A-8           New York, New York 10274

Home Equity Loan    Cede & Co.                    $100,948,241.70   100.0%
Pass-Through        c/o The Depository Trust Co.
Certificates        P. O. Box 20
Series 1998-B,      Bowling Green Station
Class A-1           New York, New York 10274

Home Equity Loan    Cede & Co.                     $58,000,000.00   100.0%
Pass-Through        c/o The Depository Trust Co.
Certificates        P. O. Box 20
Series 1998-B,      Bowling Green Station
Class A-2           New York, New York 10274

Home Equity Loan    Cede & Co.                     $57,000.000.00   100.0%
Pass-Through        c/o The Depository Trust Co.
Certificates        P. O. Box 20
Series 1998-B,      Bowling Green Station
Class A-3           New York, New York 10274

                                 PAGE 3


                    Name & Address                  Beneficial     Percent
Title of Class      of Owner                        Ownership      of Class
--------------      ---------------                 ---------      --------



Home Equity Loan    Cede & Co.                     $20,000.000.00   100.0%
Pass-Through        c/o The Depository Trust Co.
Certificates        P. O. Box 20
Series 1998-B,      Bowling Green Station
Class A-4           New York, New York 10274

Home Equity Loan    Cede & Co.                     $28,000.000.00   100.0%
Pass-Through        c/o The Depository Trust Co.
Certificates        P. O. Box 20
Series 1998-B,      Bowling Green Station
Class A-5           New York, New York 10274

Home Equity Loan    Cede & Co.                     $17,000.000.00   100.0%
Pass-Through        c/o The Depository Trust Co.
Certificates        P. O. Box 20
Series 1998-B,      Bowling Green Station
Class A-6           New York, New York 10274

Home Equity Loan    Cede & Co.                     $19,500.000.00   100.0%
Pass-Through        c/o The Depository Trust Co.
Certificates        P. O. Box 20
Series 1998-B,      Bowling Green Station
Class A-7           New York, New York 10274

Home Equity Loan    Cede & Co.                     $37,500.000.00   100.0%
Pass-Through        c/o The Depository Trust Co.
Certificates        P. O. Box 20
Series 1998-B,      Bowling Green Station
Class A-8           New York, New York 10274

Home Equity Loan    Cede & Co.                    $868,662,175.67   100.0%
Pass-Through        c/o The Depository Trust Co.
Certificates        P. O. Box 20
Series 1998-BA      Bowling Green Station
Class Notes         New York, New York 10274




                                Name & Address                  Beneficial     Percent
Title of Class                  of Owner                        Ownership      of Class
--------------                  ---------------                 ---------      --------


Home Equity Loan Pass-          Cede & Co.                     $140,702,156.16  100.0%
Through Certificates Series     c/o The Depository Trust Co.
1998-C, Class A-1               P. O. Box 20
                                Bowling Green Station
                                New York, New York 10274

Home Equity Loan Pass-          Cede & Co.                      $42,000,000.00  100.0%
Through Certificates, Series    c/o The Depository Trust Co.
1998-C, Class A-2               P. O. Box 20
                                Bowling Green Station
                                New York, New York  10274

Home Equity Loan Pass-          Cede & Co.                      $74,000,000.00  100.0%
Through Certificates Series     c/o The Depository Trust Co.
1998-C, Class A-3               P. O. Box 20
                                Bowling Green Station
                                New York, New York 10274

Home Equity Loan Pass-          Cede & Co.                      $23,000,000.00  100.0%
Through Certificates Series     c/o The Depository Trust Co.
1998-C, Class A-4               P. O. Box 20
                                Bowling Green Station
                                New York, New York 10274

Home Equity Loan Pass-          Cede & Co.                      $47,000,000.00  100.0%
Through Certificates Series     c/o The Depository Trust Co.
1998-C, Class A-5               P. O. Box 20
                                Bowling Green Station
                                New York, New York 10274

Home Equity Loan Pass-          Cede & Co.                      $40,500,000.00  100.0%
Through Certificates Series     c/o The Depository Trust Co.
1998-C, Class A-6               P. O. Box 20
                                Bowling Green Station
                                New York, New York 10274


                             PAGE 4
Home Equity Loan Pass-          Cede & Co.                     $42,500,000.00   100.0%
Through Certificates Series     c/o The Depository Trust Co.
1998-C, Class A-7               P. O. Box 20
                                Bowling Green Station
                                New York, New York 10274

Home Equity Loan Pass-         Cede & Co.                     $124,943,259.11   100.0%
Through Certificates Series    c/o The Depository Trust Co.
1998-D, Class AF-1             P. O. Box 20
                               Bowling Green Station
                               New York, New York 10274

Home Equity Loan Pass-         Cede & Co.                      $59,000,000.00   100.0%
Through Certificates, Series   c/o The Depository Trust
1998-D, Class AF-2             Company
                               55 Water Street
                               New York, New York 10274

Home Equity Loan Pass-         Cede & Co.                      $18,000,000.00   100.0%
Through Certificates Series    c/o The Depository Trust Co.
1998-D, Class AF-3             P. O. Box 20
                               Bowling Green Station
                               New York, New York 10274

Home Equity Loan Pass-         Cede & Co.                      $10,000,000.00   100.0%
Through Certificates Series    c/o The Depository Trust Co.
1998-D, Class AF-4             P. O. Box 20
                               Bowling Green Station
                               New York, New York 10274

Home Equity Loan Pass-         Cede & Co.                      $10,000,000.00   100.0%
Through Certificates Series    c/o The Depository Trust Co.
1998-D, Class AF-5             P. O. Box 20
                               Bowling Green Station
                               New York, New York 10274

Home Equity Loan Pass-         Cede & Co.                      $13,274,000.00   100.0%
Through Certificates Series    c/o The Depository Trust Co.
1998-D, Class AF-6             P. O. Box 20
                               Bowling Green Station
                               New York, New York 10274

Home Equity Loan Pass-         Cede & Co.                      $26,475,000.00   100.0%
Through Certificates Series    c/o The Depository Trust Co.
1998-D, Class AF-7             P. O. Box 20
                               Bowling Green Station
                               New York, New York 10274

Home Equity Loan Pass-         Cede & Co.                     $150,000,000.00   100.0%
Through Certificates Series    c/o The Depository Trust Co.
1998-D, Class AF-8             P. O. Box 20
                               Bowling Green Station
                               New York, New York 10274

Home Equity Loan Pass-         Cede & Co.                      $39,638,000.00   100.0%
Through Certificates Series    c/o The Depository Trust Co.
1998-D, Class MF-1             P. O. Box 20
                               Bowling Green Station
                               New York, New York 10274

Home Equity Loan Pass-         Cede & Co.                      $33,863,000.00   100.0%
Through Certificates Series    c/o The Depository Trust Co.
1998-D, Class MF-2             P. O. Box 20
                               Bowling Green Station
                               New York, New York 10274

Home Equity Loan Pass-         Cede & Co.                      $26,250,000.00   100.0%
Through Certificates Series    c/o The Depository Trust Co.
1998-D, Class BF-1             P. O. Box 20
                               Bowling Green Station
                               New York, New York 10274

Home Equity Loan Pass-         Cede & Co.                     $163,614,575.59   100.0%
Through Certificates Series    c/o The Depository Trust Co.
1998-D, Class AV-1             P. O. Box 20
                               Bowling Green Station
                               New York, New York 10274

Home Equity Loan Pass-         Cede & Co.                      $19,800,000.00   100.0%
Through Certificates Series    c/o The Depository Trust Co.
1998-D, Class MV-1             P. O. Box 20
                               Bowling Green Station
                               New York, New York 10274

Home Equity Loan Pass-         Cede & Co.                      $16,537,000.00   100.0%
Through Certificates Series    c/o The Depository Trust Co.
1998-D, Class MV-2             P. O. Box 20
                               Bowling Green Station
                               New York, New York 10274



                                 PAGE 5



Home Equity Loan Pass-         Cede & Co.                      $12,263,000.00   100.0%
Through Certificates Series    c/o The Depository Trust Co.
1998-D, Class BV-1             P. O. Box 20
                               Bowling Green Station
                               New York, New York 10274


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

                      28.1   Annual Compliance Certificate

                      28.2 Annual Report of Servicer's compliance with certain provisions of the Agreement by Servicer's Independent Certified Public Accountants.

           (b)-(d) Omitted pursuant to the "Response of the Office of Chief Counsel Division of Corporation Finance" dated November 12, 1993.

                                EXHIBIT INDEX
                                --------------

        EXHIBIT NO.        DESCRIPTION
        -----------        -----------


        28.1 Annual Statement as to Compliance, UCFC Loan Trust Series 1998-A, 1998-B, 1998-C AND 1998-D, Page 9.

        28.2               Independent Accountant's report, Pages 10.

                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Servicer has caused this report to be signed on behalf of the Registrant by the undersigned, thereto duly authorized on the 31st day of March, 1999.

UNITED COMPANIES LENDING CORPORATION, as Servicer, on behalf of the Registrant


BY:  /s/ SHERRY E. ANDERSON
----------------------------------
     Sherry E. Anderson, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of the Servicer on behalf of the Registrant and in the capacities indicated on the 31st day of March, 1998.




/S/ DALE E. REDMAN
-------------------------------------
Dale E. Redman, Director
(Principal Financial Officer)


/S/ JOHN D'ANGELO
-------------------------------------
John D'Angelo, President


/S/ JESSE O. GRIFFIN
-------------------------------------
Jesse O. Griffin, Sr. Vice President
(Principal Accounting Officer)